Form 10-Q
period 2010-04-30
ASIA HEALTH & BEAUTY TREASURE INC
filed 2010-06-21
CIK 1445194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 19, 2010:  100,000 shares of Common Stock.

ASIA HEALTH AND BEAUTY TREASURE, INC.

FORM 10-Q
April 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	(Removed and Reserved)	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15
SIGNATURE		16

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

The results for the period ended April 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission for the period ended April 30, 2010.

Asia Health And Beauty Treasure, Inc.
(A Development Stage Company)
Balance Sheets
	April 30, 2010	July 31, 2009
	(Unaudited)	(Audited)
Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable	$(4,717)	$(2,999)
Loan payable – related party	(22,992)	(20,797)
	(27,709)	(23,796)
Stockholder’s Deficit:
Preferred stock ( $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding)
Common stock ( $0.00001 par value, 500,000,000 shares authorized, 100,000 shares issued and outstanding)	1	1
Deficit accumulated during development stage	(27,710)	(23,797)
Total Stockholder’s Deficit	(27,709)	(23,796)
Total Liabilities and Stockholder’s Deficit	$-	$-

See accompanying notes to financial statements

Asia Health And Beauty Treasure, Inc.
(A Development Stage Company)
Statements of Operations

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	Cumulative from July 28 (Inception) to April 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,143	$992	$3,913	$7,364	$27,710
Total operating expenses	(1,143)	(992)	(3,913)	(7,364)	(27,710)
Net loss	(1,143)	(992)	(3,913)	(7,364)	(27,710)
Net loss per share – basic and diluted	(0.01)	(0.01)	(0.04)	(0.07)	(0.28)
Weighted average number of shares outstanding
during the period – basic and diluted	100,000	100,000	100,000	100,000	100,000

See accompanying notes to financial statements

Asia Health And Beauty Treasure, Inc.
(A Development Stage Company)
Statement of Cash Flows

	Three Months Ended, April 30, 2010	Three Months Ended, April 30, 2009	Nine Months Ended, April 30, 2010	Nine Months Ended, April 30, 2009	Cumulative from July 28, 2008 (Inception) to April 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,143)	$(992)	$(3,913)	$(7,364)	$(27,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for compensation - founder					1
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	678	-	1,718	367	4,717
Net Cash Used In Operating Activities	(465)	(992)	(2,195)	(6,997)	(22,992)
CASH FLOWS FROM
FINANCING ACTIVITIES:
Loan payable - related party	465	992	2,195	6,997	22,992
Net Cash Provided By Financing Activities	465	992	2,195	6,997	22,992
Net Increase in Cash	-	-	-	-	-
Cash - Beginning of Period	-	-	-	-	-
Cash - End of Period	$-	$-	$-	$-	$-

See accompanying notes to financial statements

Asia Health And Beauty Treasure, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At April 30, 2010, there were no balances that exceeded the federally insured limit.

Earnings per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At April 30, 2010, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been be anti-dilutive due to the Company’s net loss.

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

Asia Health And Beauty Treasure, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010

Segment information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During the period from date of incorporation until April 30, 2010, the Company only operated in one segment; therefore, segment information has not been presented.

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
April 30, 2010

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
April 30, 2010

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

Asia Health And Beauty Treasure, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $3,913 and net cash used in operations of $2,195 for the period ended April 30, 2010; and a working capital deficit of $27,709, deficit accumulated during the development stage of $27,710 and a stockholder’s deficit of $27,709 at April 30, 2010.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Loan Payable – Related Party

During the period ended April 30, 2010, the Company’s stockholder loaned the Company $22,922. These advances are non-interest bearing, unsecured and due on demand.

Note 4 Stockholder’s Deficit

During the period ended April 30, 2010, the Company issued 100,000 shares of common stock to its founder, having a fair value of $1 ($0.00001/share), for pre-incorporation services.

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

The Company has a net operating loss carryforward for tax purposes totaling $27,710 at April 30, 2010, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at April 30, 2010 are as follows:

Gross deferred tax assets:
Net operating loss carryforwards	$9,421
Total deferred tax assets	9,421
Less: valuation allowance	(9,421)
Net deferred tax asset recorded	$-

The valuation allowance at January 31, 2010 was $9,033. The net change in valuation allowance during the period ended April 30, 2010, was an increase of $388.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2010.

Asia Health And Beauty Treasure, Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010

Note 5 Income Taxes (continued)

The actual tax benefit differs from the expected tax benefit for the period ended April 30, 2010 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

Expected tax expense (benefit) - Federal	$9,421
Change in valuation allowance	(9,421)
Actual tax expense (benefit)	$-

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

Liquidity and Capital Resources

As of April 30, 2010 the Company’s current liabilities totaled $27,709 comprised exclusively of monies due to stockholders. The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Cumulative From July 28, 2008 (Inception) to April 30, 2010
Net Cash (Used in) Operating Activities	$(465)	$(992)	$(22,992)
Net Cash (Used in) Investing Activities
Net Cash Provided by Financing Activities	465	992	22,922
Net Increase in Cash and Cash Equivalents	$-	$-	$-

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 28, 2008 (Inception) to April 30, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. For the period ended from July 28, 2008 (Inception) to April 30, 2010, the Company had a net loss of $27,710 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filling of the Company’s Registration Statement on Form 10-SB and other related documents.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine For the period ended from July 28, 2008 (Inception) to April 30, 2010, the Company had a net loss of $27,710 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filling of the Company’s Registration Statement on Form 10-SB and other related documents.

For the three months ending April 30, 2010, the Company had no activities that produced revenues from operations.

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

Item 4. (Removed and Reserved).

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

ASIA HEALTH AND BEAUTY TREASURE, INC.

Date: June 21, 2010	By:	/s/ Wong Wa Kei Anthony
Wong Wa Kei Anthony
President, Secretary, Chief Financial Officer and Director